Form 10QSB
period 2000-05-31
IDT VENTURE GROUP INC
filed 2000-08-24
CIK 1114654

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the quarterly period ended May 31, 2000

[ ]   TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE
      ACT

             For the transition period from__________ to ___________


                             IDT VENTURE GROUP, INC.
                             -----------------------
                (Name of Registrant as specified in its charter)


                                       N/A
                              --------------------
                           (Former Name of Registrant)

       Florida                        0-30627                   65-0984553
      ---------                     ------------               -----------
(State or other jurisdiction of    (Commission File            (IRS Employer
 incorporation or organization)         No.)                Identification No.)



   399 South Federal Highway, Boca Raton, Florida 33432         (561)416-8338
--------------------------------------------------------------------------------
(Address and telephone number of principal executive offices)



Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  (X )                  No   ( )



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date: May 31, 2000
                                            ------------

               CLASS                             Outstanding at May 31, 2000
-----------------------------------------        ---------------------------
Common stock $.001 Par Value                              751,700

                             IDT VENTURE GROUP, INC.

PART I:   FINANCIAL INFORMATION                                          PAGE
                                                                         ----

          Balance Sheet as of May 31 2000 (Unaudited)                      1

          Statements of Operations for the Three Months
          Ended May 31, 2000 (Unaudited) and for the period
          February 10, 2000 (Inception) to May 31, 2000 (Unaudited)        2

          Statements of Cash Flows for the Three Months
          Ended May 31, 2000  and For the period February
          10, 2000 (Inception) to May 31, 2000 (Unaudited)                 3

          Notes to  Financial Statements
          (Unaudited) as of May 31, 2000                                   4

          Management Discussion and Analysis of Financial
          Condition and Results of Operations                              5

                             IDT VENTURE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               AS OF MAY 31, 2000


                             IDT VENTURE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               AS OF MAY 31, 2000
                               ------------------
                                   (UNAUDITED)


                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                                           $ 1,729
                                                                                  -------

TOTAL ASSETS                                                                      $ 1,729
------------                                                                      =======





                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


LIABILITIES                                                                       $    --
                                                                                  -------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued
    and outstanding                                                                    --
   Common stock, $0.001 par value, 25,000,000 shares authorized, 751,700 shares
    issued and outstanding                                                            752
   Additional paid-in capital                                                       1,858
   Accumulated deficit during development stage                                      (831)
                                                                                  -------
                                                                                    1,779
   Less subscriptions receivable                                                      (50)
                                                                                  -------

TOTAL STOCKHOLDERS' EQUITY                                                          1,729
                                                                                  -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 1,729
------------------------------------------                                        =======


                 See accompanying notes to financial statements.



                             IDT VENTURE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)


                                                                              Cumulative from
                                                                             February 10, 2000
                                                      Three Months Ended     (inception) To May
                                                         May 31, 2000             31, 2000
                                                      ------------------     ------------------
REVENUE                                                    $      --               $      --
                                                           ---------               ---------

OPERATING EXPENSES
   Advertising and promotion                                     295                     455
   Printing and office expenses                                  359                     359
   General and administrative                                     17                      17
                                                           ---------               ---------
     Total Operating Expenses                                    671                     831
                                                           ---------               ---------

NET LOSS                                                   $    (671)              $    (831)
--------                                                   =========               =========

Net loss per share - basic and dilutes                     $      --               $      --
                                                           =========               =========

Weighted average number of shares outstanding during the
    period - basic and dilutes                               751,700                 751,700
                                                           =========               =========


                 See accompanying notes to financial statements.


                             IDT VENTURE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)


                                                                                                   Cumulative from
                                                                           Three Months           February 10, 2000
                                                                              Ended               (inception) to May
                                                                           May 31, 2000                31, 2000
                                                                           ------------           ------------------
Cash flows from operating activities:
   Net loss                                                                   $  (671)                   $  (831)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Expenses paid by promoters                                                    --                        160
                                                                              -------                    -------
       Net cash used in operating activities                                     (671)                      (671)
                                                                              -------                    -------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                       2,400                      2,400
                                                                              -------                    -------
       Net cash provided by financing activities                                2,400                      2,400
                                                                              -------                    -------

NET INCREASE IN CASH                                                            1,729                      1,729

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                    --                         --
                                                                              -------                    -------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $ 1,729                    $ 1,729
-----------------------------------------                                     =======                    =======


                 See accompanying notes to financial statements.

                             IDT VENTURE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF MAY 31, 2000
                               ------------------


NOTE 1            BASIS OF PRESENTATION
------            ---------------------

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

                  It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

                  For further information, refer to the financial statements and footnotes included in the Company's Form 10-SB for the year ended February 29, 2000.

NOTE 2            STOCKHOLDERS' EQUITY
------            --------------------

                  (A) Preferred Stock
                  -------------------

                  The Company is authorized to issue 5,000,000 shares of preferred stock at $0.001 par value per share with such rights and preferences as determined by the Board of Directors. As of May 31, 2000, no shares are issued and outstanding.

                  (B) Common Stock
                  ----------------

                  The Company is authorized to issue 25,000,000 shares of common stock at $.001 par value. In February 2000, the Company issued 751,700 shares of its common stock that was subscribed for to its founders and to various stockholders pursuant to Section 4
                  (2) of the Securities Act of 1933, as amended, for an aggregate consideration of $2,450. At May 31, 2000, $2,400 of the subscriptions were received.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION CONTAINED IN THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" THAT INVOLVE RISK AND UNCERTAINTIES. THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR SIMILAR EXPRESSIONS OR BY DISCUSSIONS OF STRATEGY. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT.

Results of Operations

For the three months ended May 31, 2000 the Company has not generated any revenues. Management's efforts to date have been devoted to the filing of the Company's registration statement. Now, that this objective has been met, management intends to focus on prospective business opportunities to effect a merger, exchange of capital stock, asset acquisition or other similar business combination . The Company has incurred operating losses to date of $831 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.

Liquidity and Capital Resources

The Company has a total of $1,729 in cash and no liabilities. The investigation of prospective business candidates will involve the expenditure of capital. The Company's officers have indicated that they will advance funds to assist the company in its efforts to evaluate business opportunities. However, the officers have not given a definitive commitment regarding the amount of capital they will commit nor can there be any assurances that the amount of capital to be committed will be sufficient to conclude a business combination.

PART II.  OTHER INFORMATION AND SIGNATURES


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT VENTURE GROUP, INC.



BY: /s/ Darren Silverman
    -------------------------------------
    President



Dated: This 23rd day of August 2000.