Form 10QSB
period 2000-08-31
IDT VENTURE GROUP INC
filed 2000-10-23
CIK 1114654

Securities and Exchange Commission

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 2000

[ ]   TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE
      ACT

                  For the transition period from__________ to ___________


                             IDT VENTURE GROUP, INC.
                             -----------------------
                (Name of Registrant as specified in its charter)


                                       N/A
                             -----------------------
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

         Yes  (X )                  No   ( )

                           APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date: August 31, 2000


             CLASS                            Outstanding at September 30, 2000
--------------------------------              ---------------------------------
Common stock $.001 Par Value                            899,078



                                          IDT VENTURE GROUP, INC.

PART I:   FINANCIAL INFORMATION                                           PAGE
                                                                          ----

           Independent Accountant's Report                                  2

           Balance Sheet as of August 31, 2000 (Unaudited) and              3
           February 29, 2000

           Statements of Operations for the Three Months
           Ended August 31, 20000 (Unaudited) and for the Six Months
           Ended August 31, 2000(Unaudited) and for the period
           February 10, 2000 (Inception) to August 31, 2000
           (Unaudited)                                                      4

           Statement of Cash Flows for the Six Months
           Ended August 31, 2000  and For the period February
           10, 2000 (Inception) to August 31, 2000 (Unaudited)              5

           Notes to  Financial Statements                                   6

           Management Discussion and Analysis of Financial
           Condition and Results of Operations                              7

                             IDT VENTURE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2000

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------




To the Board of Directors of:
 IDT Venture Group, Inc.

We have reviewed the accompanying balance sheet of IDT Venture Group, Inc. (a development stage company) as of August 31, 2000 and the related statements of operations and cash flows for the six months then ended and for the period from February 10, 2000 (inception) to August 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
October 18, 2000

                             IDT VENTURE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (UNAUDITED)
                                   -----------

                                                                               August 31, 2000
                                                                                  (Unaudited)        February 29, 2000
                                                                               ---------------       -----------------

                                                            ASSETS
                                                            ------

   Cash                                                                            $ 425,714             $      --
                                                                                   ---------             ---------

TOTAL ASSETS                                                                       $ 425,714             $      --
------------                                                                       =========             =========


                                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                            ------------------------------------
LIABILITIES                                                                        $      --             $      --
                                                                                   ---------             ---------

STOCKHOLDERS' EQUITY

   Preferred stock, $0.001 par value, 5,000,000 shares
   authorized, none issued and outstanding
   Common stock, $0.001 par value, 25,000,000 shares
   authorized, 884,121 and 751,700 shares issued and
   outstanding respectively                                                              884                   752
   Additional paid-in capital                                                        465,201                 1,858
   Accumulated deficit during development stage                                      (40,321)                 (160)
                                                                                   ---------             ---------
                                                                                     425,764                 2,450
   Less subscriptions receivable                                                         (50)               (2,450)
                                                                                   ---------             ---------

TOTAL STOCKHOLDERS' EQUITY                                                           425,714                    --
                                                                                   ---------             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 425,714             $      --
------------------------------------------                                         =========             =========


                 See accompanying notes to financial statements.

                             IDT VENTURE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                   -----------

                                                                                        Cumulative from
                                           For the Three          For the Six           February 10, 2000
                                           Months Ended           Months Ended           (Inception) to
                                          August 31, 2000        August 31, 2000        August 31, 2000
                                          ---------------        ---------------        ---------------
REVENUE                                     $      --              $      --              $      --
                                            ---------              ---------              ---------

OPERATING EXPENSES
   Advertising and promotion                       --                    295                    455
   Bank service charges                            16                     33                     33
   Employee compensation                       38,947                 38,947                 38,947
   Office and printing expense                     27                    386                    386
   Stock transfer agent fees                      500                    500                    500
                                            ---------              ---------              ---------
     Total Operating Expenses                  39,490                 40,161                 40,321
                                            ---------              ---------              ---------

NET LOSS                                    $ (39,490)             $ (40,161)             $ (40,321)
                                                                                          ---------
                                            =========              =========              =========

Net loss per share - basic and diluted      $    (.05)             $    (.05)             $    (.05)
                                            =========              =========              =========

Weighted average number of shares
    outstanding during the period - basic
    and dilutes                               777,807                764,754                763,692
                                            =========              =========              =========

                 See accompanying notes to financial statements.

                             IDT VENTURE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   -----------

                                                                                      Cumulative from
                                                                                     February 10, 2000
                                                                Six Months Ended     (Inception) to
                                                                August 31, 2000       August 31, 2000
                                                                ---------------      ----------------
Cash flows from operating activities:
   Net loss                                                        $ (40,161)           $ (40,321)
   Adjustments to reconcile net loss to net cash
     used in operating activitiesL
     Expenses paid by promoters                                           --                  160
                                                                   ---------            ---------
       Net cash used in operating activities                         (40,161)             (40,161)
                                                                   ---------            ---------

Cash flows from financing activities:
   Proceeds from issuance of common stock                            465,875              465,875
                                                                   ---------            ---------
       Net cash provided by financing activities                     465,875              465,875
                                                                   ---------            ---------

NET INCREASE IN CASH                                                 425,714              425,714

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                                                     --                   --
                                                                   ---------            ---------

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                                                    $ 425,714            $ 425,714
                                                                   =========            =========



                 See accompanying notes to financial statements.

                             IDT VENTURE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2000
                              ---------------------

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

                  For further information, refer to the financial statements and footnotes included in the Company's Form 10-SB for the year ended February 29, 2000.

NOTE 2            STOCKHOLDERS' EQUITY
------            --------------------
                  (A) Preferred Stock
                  -------------------

                  The Company is authorized to issue 5,000,000 shares of preferred stock at $0.001 par value per share with such rights and preferences as determined by the Board of Directors. As of August 31, 2000, no shares are issued and outstanding.

                  (B) Common Stock

                  The Company is authorized to issue 25,000,000 shares of common stock at $.001 par value. In February 2000, the Company issued 751,700 shares of its common stock that was subscribed for to its founders and to various stockholders pursuant to Section 4(2) of the Securities Act of 1933, as amended, for an aggregate consideration of $2,450. In August 2000, the Company issued 132,421 shares of its common stock to various stockholders for an aggregate consideration of $463,475. In September 2000, the Company issued an additional 14,957 shares of its common stock to various stockholders for an aggregate consideration of $52,350.

                  At August 31, 2000 there was a $50 subscription receivable.

NOTE 3   SUBSEQUENT EVENTS

                  The Company executed an agreement in September, 2000 for an investment of capital in a marine air conditioning business (the "investee"). Under the agreement the Company purchased a 50% non-dilutive interest in all profits of the internet and catalogue sales of the investee and 50% of the profit from any sale of the internet and catalogue sales division of the investee. The purchase compensation payments as defined in the agreement are a $300,000 payment upon signing of agreement, and two subsequent payments of $350,000.

                  The Company is not obligated to make all of the payments under this agreement and to the extent that any monies received are below the amounts specified in this agreement, the returns specified in this agreement shall accordingly be reduced.

                  The Company has made a payment of $200,000 in September, 2000.

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

Results of Operations

For the six months ended August 31, 2000 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on prospective business opportunities to effect a merger, exchange of capital stock, asset acquisition or other similar business combination

 In order to facilitate such a transaction and make the Company a more attractive acquisition candidate, the Company sold a total of 132,421 shares of its common stock at $3.50 per share to prospective investors and raised a total of $463,475. The Company has incurred operating losses of $39,490 for the three months ended August 31, 2000 and losses to date of $40,321. The Company will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.

Liquidity and Capital Resources

The Company has a total of $425,714 in cash and no liabilities. The Company believes that it has sufficient assets to continue with its planned operations.

Subsequent Events

During September 2000 the Company issued 14,957 shares of common stock to investors for $3.50 per share.

The Company executed an agreement in September, 2000 for an investment of capital in a marine air conditioning business (the "investee"). Under the agreement the Company purchased a 50% non-dilutive interest in all profits of the internet and catalogue sales of the investee and 50% of the profit from any sale of the internet and catalogue sales division of the investee. The purchase compensation payments as defined in the agreement are a $300,000 payment upon signing of agreement, and two subsequent payments of $350,000.

The Company is not obligated to make all of the payments under this agreement and to the extent that any monies received are below the amounts specified in this agreement, the returns specified in this agreement shall accordingly be reduced.

The Company has made a payment of $200,000 in September, 2000.

PART II.  OTHER INFORMATION AND SIGNATURES


Item 2. Changes in Securities

         During the past three months the Company sold a total of 132,421 shares of its common stock to investors at a cost of $3.50 per share. The issuance of the common stock was exempt from registration under section 4(2) of the Securities Act. The company intends to use the proceeds from the sale of its securities for working capital purposes and to seek investment opportunities and acquisition candidates. In September 2000 the Company sold an additional 14,957 shares of its common stock to investors at a cost of $3.50 per share.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT VENTURE GROUP, INC.




By: /s/ Darren Silverman,  President
------------------------------------
Dated: This 18th day of October  2000.