Form 10QSB
period 2000-11-30
IDT VENTURE GROUP INC
filed 2001-01-16
CIK 1114654

Securities and Exchange Commission

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the quarterly period ended November 30, 2000

[ ]   TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE
   ACT

                             IDT VENTURE GROUP, INC.
                             -----------------------
                (Name of Registrant as specified in its charter)


                                       N/A
                                ---------------
                           (Former Name of Registrant)

            Florida                       0-30627              65-0984553
            ---------                  ------------           -----------
 (State or other jurisdiction of     (Commission File        (IRS Employer
 incorporation or organization)        No.)                 Identification No.)



      399 South Federal Highway, Boca Raton, Florida 33432         (561)416-8338
--------------------------------------------------------------------------------
          (Address and telephone number of principal executive offices)


        515 South Federal Highway, Boca Raton, Florida     (561)416-8338
--------------------------------------------------------------------------------
                      (Former Address and telephone number)

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  (X )                  No   ( )



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity , as of the latest practicable date:      November 30,  2000
                                                 ------------------


            CLASS                               Outstanding at November 30, 2000
-----------------------------------------       --------------------------------
Common stock $.001 Par Value                                989,507

                             IDT VENTURE GROUP, INC.

PART I:   FINANCIAL INFORMATION                                                         PAGE
                                                                                        ----

         Item 1. Financial Statements

                 Balance Sheets as of February 29, 2000 and
                 November 30, 2000 (Unaudited)                                            2

                 Comparative Statements of Operations for the Three and Nine
                 Months ended November 30, 2000 and Cumulative from February 10,
                 2000 (Inception) to May 31, 2000 (Unaudited)                             3

                 Comparative  Statement of Cash Flows for the Nine Months
                 Ended November 30, 2000 and Cumulative from February
                 10, 2000 (inception) to November 30, 2000                                4

                 Notes to  Financial Statements
                (Unaudited) as of November 30, 2000                                       5

         Item 2. Management Discussion and Analysis of Financial
                 Condition and Results of Operations                                     11

         Item 3. Quantitative and Qualitative Disclosures About Market Risks            N/A

PART II.  OTHER INFORMATION


         Item 1. Legal Proceedings                                                      N/A

         Item 2. Changes in Securities and Use of Proceeds.                              12

         Item 3. Defaults Upon Senior Securities.                                       N/A

         Item 4. Submission of Matters to a Vote of Security Holders                    N/A

         Item 5. Other Information                                                      N/A

         Item 6. Exhibits, and Reports of Form S-K                                      N/A

                             IDT VENTURE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                                                     November 30, 2000
                                                                        (Unaudited)         February 29, 2000
                                                                     -----------------      -----------------
                                     ASSETS

CURRENT ASSETS
   Cash                                                                  $ 291,203               $      --
                                                                         ---------               ---------
      Total Current Assets                                                 291,203                      --

INVESTMENTS
  Investments in securities of unaffiliated issuers                        250,000                      --
  Investments - other than securities                                      300,000                      --
                                                                         ---------               ---------
      Total Investments                                                    550,000                      --

TOTAL ASSETS                                                             $ 841,203               $      --
                                                                         =========               =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

  Loan payable - related party                                           $ 100,000               $      --
  Accrued board fees                                                        10,000                      --
  Accrued compensation - officers                                           56,250                      --
                                                                         ---------               ---------
     Total Current Liabilities                                             166,250                      --

STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value, 5,000,000 shares
       authorized, none issued and outstanding                                  --                      --
    Common stock, $0.001 par value, 25,000,000 shares
       authorized, 989,507 and 751,700 shares issued
       and outstanding, respectively                                           989                     752
    Additional paid-in capital                                             935,066                   1,858
    Deficit accumulated during development stage                          (261,102)                   (160)
                                                                         ---------               ---------
                                                                           674,953                   2,450
Less subscriptions receivable                                                   --                  (2,450)
                                                                         ---------               ---------
TOTAL STOCKHOLDERS' EQUITY                                                 674,953                      --
                                                                         ---------               ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 841,203               $      --
                                                                         =========               =========


                 See accompanying notes to financial statements.

                             IDT VENTURE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                              Cumulative from
                                                    Three Months            Nine Months       February 10, 2000
                                                       Ended                   Ended            (Inception) to
                                                   November 30, 2000     November 30, 2000     November 30, 2000
                                                   -----------------     -----------------     -----------------
OPERATING EXPENSES
   Board of Directors fees                             $  25,000             $  25,000             $  25,000
   Compensation - officers                               112,500               112,500               112,500
   Consulting fees                                        28,848                67,796                67,796
   Office and printing                                     4,980                 5,365                 5,365
   Rent                                                    6,300                 6,300                 6,300
   Professional fees                                      42,853                42,853                42,853
   General and administrative                                300                 1,128                 1,288
                                                       ---------             ---------             ---------
     Total Operating Expenses                            220,781               260,942               261,102
                                                       ---------             ---------             ---------

NET LOSS                                               $ 220,781             $ 260,942             $ 261,102
                                                       =========             =========             =========

Net loss per share - basic and diluted                 $   (0.24)            $   (0.32)            $   (0.32)
                                                       =========             =========             =========

Weighted average number of shares
    outstanding during the period -
    basic and diluted                                    924,584               817,847               813,347
                                                       =========             =========             =========


                 See accompanying notes to financial statements.

                             IDT VENTURE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Cumulative From
                                                                     Nine Months            February 10, 2000
                                                                        Ended                (Inception) to
                                                                   November 30, 2000        November 30, 2000
                                                                   -----------------        -----------------
Cash flows from operating activities:
   Net loss                                                            $(260,942)                $(261,102)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Expenses paid by promoters and affiliates                           101,120                   101,280
   Changes in operating assets and liabilities:
     Increase in:
       Accrued board fees                                                 10,000                    10,000
       Accrued compensation - officers                                    56,250                    56,250
                                                                       ---------                 ---------
       Net cash used in operating activities                             (93,572)                  (93,572)
                                                                       ---------                 ---------
Cash flows from investing activities:
   Investments                                                          (450,000)                 (450,000)
                                                                       ---------                 ---------
       Net cash used in investing activities                            (450,000)                 (450,000)
                                                                       ---------                 ---------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                834,775                   834,775
                                                                       ---------                 ---------
       Net cash provided by financing activities                         834,775                   834,775
                                                                       ---------                 ---------

NET INCREASE IN CASH                                                   $ 291,203                 $ 291,203
                                                                       =========                 =========
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                                                         --                        --
                                                                       ---------                 ---------
CASH AND CASH EQUIVALENTS -
  END OF PERIOD                                                        $ 291,203                 $ 291,203
                                                                       =========                 =========

Supplemental Disclosure of Non-Cash Financing Activities:

During the nine months ended November 30, 2000, the Company received in-kind contributions valued at their fair market value of $101,280 in the form of services, use of facilities, and payment of certain service providers of the Company.


                 See accompanying notes to financial statements.

                             IDT VENTURE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2000


NOTE 1            ORGANIZATION AND ACCOUNTING POLICIES
------            ------------------------------------

                  (A) Organization

                  The Company is a corporation, formed under the laws of Florida, with the objective of investing venture capital in companies ("Investees") for growth and/or income and providing incubator and management advisory services to those Investees. Revenues are expected to consist of dividend, interest and other investment income, fees from incubator and management advisory services and realized and unrealized gains from the sale of investments. Income may take the form of additional capital stock or options of the Investees or cash distributions and fees.

                  Activities during the development stage include formation of the corporate infrastructure, raising of capital and initial investments in Investees.

                  (B) Investments

                  Investments in securities of unaffiliated issuers represent holdings of less than 5% of the issuer's voting common stock. Investments in and advances to affiliates are presented as (i) controlled companies if the holdings, directly or indirectly, represent over 25% of the issuer's voting common stock and
                  (ii) other affiliates if the holdings, directly or indirectly, represent 5% to 25% of the issuer's voting common stock. Investments - other than securities represent all investments other than in securities of the issuer.

                  Investments in securities or other than securities of privately held entities are initially recorded at their original cost as of the date the Company obtained an enforceable right to demand the securities or other investment purchased and incurred an enforceable obligation to pay the investment price.

                  For financial statement purposes, investments are recorded at their fair value. Through November 30, 2000 the Company has invested in rights and securities of only privately held entities for which readily determinable fair values do not exist. The fair value of these investments is determined in good faith by the Company's Board of Directors. Due to the inherent uncertainty of these valuations, these estimates may differ significantly from the values that would have been used had a ready market for the investments existed.

                  Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred.

                             IDT VENTURE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2000


                  (C) Fair Value of Financial Instruments

                  Carrying amounts of certain of the Company's financial instruments, including cash, loan payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities. The fair value of investments are determined in good faith by the Board of Directors and recorded at fair value.

NOTE 2            BASIS OF PRESENTATION
------            ---------------------

                  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

                  It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

                  For further information, refer to the financial statements and footnotes included in the Company's Form 10-SB for the year ended February 29, 2000.

NOTE 3            INVESTMENTS
------            -----------

                  (A) Investments - Other Than Securities

                  The Company executed an agreement in September 2000 for an investment of capital in a United States privately held marine air conditioning business (the "Investee"). Under the agreement, the Company purchased a 50% non-dilutive interest in all profits of the internet and catalogue sales of the Investee and 50% of the profit from any sale of the internet and catalogue sales division of the Investee. The purchase compensation payments as defined in the agreement are a $300,000 payment upon signing of agreement, and two optional subsequent payments of $350,000 based on the Investee meeting and stipulated milestones.

                  The Company is not obligated to make all of three the payments under this agreement and to the extent that any monies received are below the amounts specified in this agreement, the returns specified in this agreement shall accordingly be reduced.

                             IDT VENTURE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2000


                  The Company made a payment of $200,000 in September 2000 and another $100,000 was paid by a related party on behalf of the Company resulting in a loan payable to a related party (see
                  Note 4). At November 30, 2000, the Company, in compliance with the agreement, owns a 50% interest in the venture as discussed above. This investment represents approximately 45% of the net assets of the Company at November 30, 2000.

                  (B) Investment in Securities of Unaffiliated Issuers

                  On October 18, 2000, pursuant to a Preferred Stock Investment Agreement (the "Agreement") the Company invested $250,000 in a United States privately owned marketing and advertising business (the "Investee") in exchange for 10,129 shares of the Investee's non-voting Series A 10% Cumulative Convertible Preferred Stock (the "Series A Shares"). This investment represents approximately 37% of the net assets of the Company at November 30, 2000. The cumulative dividend feature commences January 1, 2002 and is payable on December 31 of each year. Accrual of dividends will cease upon the earlier of
                  (i) the closing of a qualified public offering as defined in the agreement, (ii) the closing of a change in control transaction, (iii) the conversion of the Series A Preferred Shares, (iv) the recoupment date as defined in the Agreement or (v) ten years from the original issuance date of the Series A Shares. The Series A Shares have dividend and liquidation preference.

                  The Series A Shares are convertible at the holders' option, to Class A Common Stock of the Investee at a rate determined by dividing the liquidation preference (average price paid plus declared but unpaid cumulative dividends, less all dividends and Additional Payments paid (see below)) by the conversion price then in effect. Conversion will occur automatically immediately before the earlier of (i) the closing of a qualified public offering as defined in the agreement, (ii) the closing of a change in control transaction, (iii) the recoupment date as defined in the Agreement or (iv) ten years from the original issuance date of the Series A Shares.

                  The Investee will also pay (the `Additional Payments") to the holders of the Series A Shares, on a pro rata basis, on each February 15 commencing on February 15, 2003, an amount of cash equal to the lesser of (i) the product of the Investee's free cash flow for the last completed calendar year, as defined in the Agreement, and the entitlement ratio, or (ii) the recoupment amount as defined in the Agreement, minus the aggregate of all prior Additional Payments and all dividends paid with regard to the Series A Shares.

                  On January 8, 2001 the Company invested an additional $750,000 in exchange for 34,204 additional Series A Shares and committed to purchase additional Series A Shares in two equal blocks of 29,166 shares at $500,000 each upon the Investee meeting two stipulated revenue milestones.

                             IDT VENTURE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2000


                  Since the actual conversion rate and resulting common stock holdings upon conversion cannot be determined until the conversion date, this investment is reflected as an investment in an unaffiliated issuer. Upon conversion, this investment may be reclassified to investments in and advances to affiliates based on the percentage ownership in the Investee (see Note 1(B)).

NOTE 4            LOAN PAYABLE - RELATED PARTY
------            ----------------------------

                  On September 21, 2000 (the "Agreement Date") a related party advanced $100,000 to an Investee. The loan, as evidenced by a loan agreement, allows advances up to $1,100,000, bears interest at prime plus 1% and is due at the earlier of demand or two years from the Agreement Date. The loan is collateralized by all banking accounts, brokerage accounts and capital stock holdings of the Company. (See Note 3(A))

NOTE 5            COMMITMENTS
------            -----------

                  (A) Employment Arrangements

                  The Company has unwritten employment arrangements with three officers who are principal stockholders. Each shall be compensated at $75,000 per year and receive 5% of the net income for each investment made by the Company and 5% of the equity received by the Company for investments made. At November 30, 2000, $56,250 was due to those officers. (See
                  Note 8.)

                  (B) Board of Directors Compensation

                  At November 30, 2000 there were nine members of the Board of Directors (the "Board") of which three were members of management. Board members serve one-year terms, which may be renewed. The six independent members of the Board shall each receive an annual payment of $12,500 per year, paid quarterly, as well as 3% of the net income from each investment that shall be divided equally among the six Board members. In addition, 3% of the equity received by the Company for any investments shall also be divided equally among the six Board members. The 3% distributions shall be paid once, annually. In addition, pre-approved reasonable expenses will be reimbursed to Board members. As of November 30, 2000, $10,000 was due to Board members under this arrangement.

                  (C) Commitment to Invest

                  The Company has committed to invest up to $1,000,000 based on stipulated Investee revenue milestones (See Note 3(B).

                             IDT VENTURE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2000


NOTE 6            STOCKHOLDERS' EQUITY
------            --------------------

                  (A) Preferred Stock

                  The Company is authorized to issue 5,000,000 shares of preferred stock at $0.001 par value per share with such rights and preferences as determined by the Board of Directors. As of November 30, 2000, no shares are issued and outstanding.

                  (B) Common Stock

                  The Company is authorized to issue 25,000,000 shares of common stock at $.001 par value. In February 2000, the Company issued 751,700 shares of its common stock that was subscribed for to its founders and to various stockholders pursuant to Section 4(2) of the Securities Act of 1933, as amended, for an aggregate consideration of $2,610 plus contributed services valued at $160. From March 2000 through November 30, 2000 the Company issued 237,807 shares for aggregate cash of $832,325 pursuant to Regulation D, Private Placement. In December 2000 and January 2001 the Company issued an additional 179,000 shares for $626,500 under the private placement.

NOTE 7            INCOME TAXES
------            ------------

                  There was no income tax expense due to the Company's operating losses at November 30, 2000. There was approximately $260,000 in net operating loss carryforwards available to offset future income through 2021. The resulting deferred tax asset of approximately $88,000 was fully offset by a valuation allowance.

NOTE 8            RELATED PARTIES
------            ---------------

                  A related party of the Company provides office space and equipment usage at no charge. The fair market value of such items is allocated to the Company and recorded as an expense and contributed capital. The Company determines the allocation based on square footage used by the Company to total leased by the related party. Management believes that this allocation method is reasonable.

                  Certain officers contributed services before accrual of their agreed upon compensation. This amount totaling $56,250 has been reflected as compensation expense and contributed capital in addition to $56,250 of accrued amounts. (See Note 5(A)).

                  A related party contributed $38,270 in legal and professional fees, which was recorded as professional fees and contributed capital.

                             IDT VENTURE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2000


NOTE 9            CONCENTRATION OF CREDIT RISK
------            ----------------------------

                  Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and investments.

                  At November 30, 2000, the Company had $191,203 of cash in excess of Federal insurance limits. In assessing its risk, the Company has policies whereby it banks only with reputable financial institutions.

                  The Company with its investments in two privately held entities with no public market is more susceptible to factors adversely affecting these investments than a company whose investments are more diversified and liquid.

NOTE 10           SUBSEQUENT EVENTS
-------           -----------------

                  Additional equity capital was raised (see Note 6(B)) and an additional investment was made (see Note 3(B)).

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

Results of Operations

Since inception IDT Venture Group, Inc. ("IDT" or "we") has not generated any revenues. Management has however made two investments in privately held companies. In September 2000, we entered into an agreement with Ocean Marine, Inc. and invested $300,000 which gives us a 50% non-dilutive interest in all profits of the Internet and catalogue sales of the Internet and catalogue division together with 50% of the profit from any sale of the Internet and catalogue sales division. In addition, IDT at our option may invest two additional amounts of $350,000 each based on stipulated milestones of Ocean Marine Inc. If we do not make the additional investments, our 50% interest may be diluted proportionately. In October 2000, we invested $250,000 in Brandaid Communications Corporation, a marketing and advertising business, in exchange for 10,129 shares of Brandaid Communications non-voting Series A 10% Cumulative Convertible Stock. Subsequent to November 30, 2000, on January 8, 2001 we invested an additional $750,000 for 34,204 additional Series A 10% preferred shares. Management believes that these two investments will provide a source of revenues and potential capital gains in the future. During the last three months, we incurred a net loss of $220,781 and have incurred losses since inception totaling $261,102. Several of the expense items listed including compensation to officers, professional fees and rent partially represent accruals or non-cash expenses representing contributed capital from officers, principal shareholders and affiliates. There can be no assurance that we will be able to reverse these losses that we have incurred to date.

Liquidity and Capital Resources

We have a total of $291,203 in cash, investments recorded at $550,000 and current liabilities totaling $166,250. We raised approximately $933,000 through November 30, 2000 and an additional $626,500 through the date of this report from the sale of our common stock to accredited investors. The securities have been sold pursuant to IDT's offering of its common stock in a private placement exempt from registration under Rule 506 of the Securities Act of 1933.

PART II.  OTHER INFORMATION AND SIGNATURES


         Item 2.      Changes in Securities and Use of Proceeds

         During our last fiscal quarter, we raised a total of $368,850 from the sale of 105,386 shares of our common stock. The sale of these shares was exempt from registration pursuant to Rule 506 of the Securities Act of 1933, as amended. Sales were made only to accredited investors who have previously had a business relationship either with us or one of our principals. The shares were sold at a price of $3.50 per share. We intend to sell additional shares of our common stock at prices ranging from $3.50 to $6.00 per share.

         We expended $200,000 of the proceeds raised from the sale of its common stock to fund the agreement with Ocean Marine, Inc. The remaining $100,000 was funded with a loan from a related party. An additional $250,000 was invested in the non-voting Series A 10% Cumulative Convertible Preferred Stock of Brandaid Communications Corporation. The balance of the funds have been used for general working capital requirements.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT VENTURE GROUP, INC.


BY: /s/ Darren Silverman
    ----------------------------
    Darren Silverman,  President

Dated: This 12th day of January 2001.